Form 10-Q
period 1999-06-30
WALNUT FUNDS INC
filed 1999-08-16
CIK 1044658

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

   [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999 or
                                                -------------

   [ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                  Commission file numbers 0-23205 and 814-00155
                                          ---------------------

                               Walnut Funds, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                          54-1842863
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

       c/o Walnut Financial Services, Inc.
       8000 Towers Crescent Drive, Suite 1070
       Vienna, Virginia                                            22182
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (703) 448-3771
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
    ---

         As of August 13, 1999, the Registrant had 1,000 shares of common stock, $.01 par value per share, issued and outstanding.

                               WALNUT FUNDS, INC.
                               INDEX TO FORM 10-Q

                                  JUNE 30, 1999


                                                                                                       Page Number
                                                                                                       -----------
                     Part I - Financial Information

Item 1.       Financial Statements

Statements of Assets and Liabilities as of June 30, 1999 and December 31, 1998                               3

Investments in Securities as of June 30, 1999                                                                4

Statements of Operations for the Six Months and Three Months ended June 30, 1999 and 1998                    5

Statements of Changes in Net Assets for the Six Months ended June 30, 1999 and 1998                          6

Statements of Cash Flows for the Six Months ended June 30, 1999 and 1998                                     7

Notes to Financial Statements                                                                                8

Item 2.       Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                          9

                       Part II - Other Information

Item 1.       Legal Proceedings                                                                              10

Item 6.       Exhibits Required by Item 601 and Reports on Form 8-K                                          10

Signatures                                                                                                   11

Exhibit 12

Exhibit 27.1


ITEM 1.  FINANCIAL STATEMENTS

                               WALNUT FUNDS, INC.
                      STATEMENTS OF ASSETS AND LIABILITIES
                                   (UNAUDITED)


                                                                              JUNE 30,   DECEMBER 31,
                                                                                1999         1998
                                                                              --------   ------------
Assets:
Investments at Market or Fair Value:
       Total portfolio securities                                                   0            0

Cash and cash equivalents                                                          10           10
Other assets                                                                        0            0
                                                                               -------      --------
       Total assets                                                                10           10

Liabilities:
     Accounts payable, accrued expenses and other current liabilities               0            0
     Deferred Tax Liability                                                         0            0
                                                                               -------      --------
       Net assets                                                                 $10          $10
                                                                               =======      ========

Common stock, $.01 par value, 1,000 shares authorized, 1,000 and
1,000 issued and outstanding                                                      $10          $10

Additional paid in capital                                                          0            0

Accumulated deficit:

     Net unrealized depreciation of investments                                     0            0
                                                                               -------      --------


       Net assets applicable to outstanding common shares (equivalent to $0.01 and $0.01 per share based on 1,000 and 1,000 outstanding common shares at
       June 30, 1999 and  December 31, 1998, respectively)                        $10          $10
                                                                               =======      ========

                               WALNUT FUNDS, INC.
                            INVESTMENTS IN SECURITIES
                                  JUNE 30, 1999
                                   (UNAUDITED)


                                                                  VALUE
                                                                  -----
    Partnership interest - 100%
       WGP Management, Inc. (wholly-owned subsidiary)                 0
                                                                 ---------

           Total partnership interests (cost $0)                      0
                                                                 ---------

           Total - 100% (cost $0)                                $    0
                                                                 ---------


                               WALNUT FUNDS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                FOR THE SIX MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                                ------------------------    ---------------------------
                                                   1999           1998         1999           1998
                                                ----------     ---------    ----------   --------------
 Investment Income:
   Interest Income                                     0              0             0               0
   Dividend Income                                     0              0             0               0
                                                  ------         ------        ------          ------
 Total income                                          0              0             0               0
Expenses:
   Interest expense                                    0              0             0               0
   General and administrative                          0              0             0               0
                                                  ------         ------        ------          ------
 Net investment (loss) before taxes                    0              0             0               0
 Income tax benefit                                    0              0             0               0
                                                  ------         ------        ------          ------
 Net investment (loss)                                 0              0             0               0
                                                  ------         ------        ------          ------
Realized and unrealized gains on investments:
   Realized gain on sale of investments
   before income tax                                   0              0             0               0
   Income tax provision                                0              0             0               0
                                                  ------         ------        ------          ------
   Net realized gain on sale of investments            0              0             0               0
                                                  ------         ------        ------          ------
   Unrealized (depreciation) on
   investments before income tax                       0              0             0               0
   Income tax benefit                                  0              0             0               0
                                                  ------         ------        ------          ------
   Net unrealized (depreciation) on
      investments                                      0              0             0               0
                                                  ------         ------        ------          ------
   Net realized and unrealized gains
      (losses) on investments                          0              0             0               0
   Net increase (decrease) in net assets
      resulting from operations                   $    0         $    0        $    0          $    0
                                                  ======         ======        ======          ======
   Loss per share - basic and diluted             $ 0.00         $ 0.00        $ 0.00          $ 0.00
                                                  ======         ======        ======          ======

   Weighted average shares outstanding             1,000          1,000         1,000           1,000
                                                  ======         ======        ======          ======

                               WALNUT FUNDS, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                         FOR THE SIX MONTHS ENDED
                                                                JUNE 30,
                                                        --------------------------
                                                           1999            1998
                                                        ----------      ----------
Decrease in net assets resulting from operations:

  Net investment loss                                     $   0             $  0
  Net realized gains on investments                           0                0
  Net unrealized depreciation on investments                  0                0
                                                          ------            -----

Total increase (decrease) in net assets                       0                0
                                                          ------            -----

Net assets at beginning of period                             0                0
                                                          ------            -----

Net assets at end of period                               $   0             $  0
                                                          ======            =====

                               WALNUT FUNDS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       FOR THE SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                       ------------------------
                                                                          1999          1998
                                                                       -----------    ---------
Cash flows from operating activities:
   Net decrease in net assets resulting from operations                     $0            $0
   Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
      Net unrealized depreciation of investments                             0             0
      Net realized gain on investments                                       0
      Change in net deferred tax liability                                   0             0
      Changes in assets and liabilities:
         Other assets                                                        0             0
         Other liabilities                                                   0             0
                                                                        -------        --------
            Net cash used in operating activities                            0             0
                                                                        -------        --------

Cash flows from investing activities:
            Net cash provided by investing activities                        0             0
                                                                        -------        --------

Cash flows from financing activities:
            Net cash (used in) provided by financing activities              0             0
                                                                        -------        ---------

Net increase (decrease) in cash and cash equivalents                         0             0
Cash and cash equivalents, beginning                                         0             0
                                                                        ========       =========
Cash and cash equivalents, end                                              $0            $0
                                                                        ========       =========

Supplemental Information:
Cash paid for interest                                                      $0            $0
                                                                        ========       =========


                               WALNUT FUNDS, INC.
                         NOTES TO FINANCIAL STATEMENTS\

1.       BASIS OF PREPARATION.

         The accompanying financial statements as of June 30, 1999 are unaudited; however, in the opinion of the management of Walnut Funds, Inc., a Delaware corporation (the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein.

         Pursuant to accounting requirements of the Securities and Exchange Commission ("SEC") applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for audited financial statements. Accordingly, these statements should be read in conjunction with the most recent audited consolidated financial statements included in the Form 10-K, filed by Walnut Financial Services Inc., a Utah corporation (the "Parent Company"), for the fiscal year ended December 31, 1998, in which the financial statements of the Company are considered.

         Results of operations for interim periods are not necessarily indicative of those to be achieved for fiscal years.

         The Company has determined it is required to present its financial statements in accordance with generally accepted accounting principles and SEC regulations in the format applicable to investment companies, which generally means that investments are reported at fair market value rather than cost.

2.       ORGANIZATION.

         The Company is a wholly-owned subsidiary of the Parent Company. The Parent Company is a closed-end management investment company, which elected on October 15, 1997 to be regulated as a Business Development Company ("BDC") under the Investment Company Act of 1940, as amended (the "Investment Company Act"). As a result of the technical nature of the Investment Company Act, the Company and the Parent Company's other then wholly-owned subsidiaries (collectively, the "Other Subsidiaries"), Walnut Capital Corp., a Delaware corporation, and Universal Bridge Fund, Inc., a Delaware corporation, also elected to be regulated as BDCs and registered as reporting companies under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). Notwithstanding their registration under the Securities Exchange Act, the Company and the Other Subsidiaries did not begin filing the periodic reports and other information required by the Securities Exchange Act in reliance upon a no-action letter (the "No-Action Letter") received from the staff of the SEC. In the No-Action Letter, the SEC staff indicated that it would take no action against the Company and the Other Subsidiaries for failing to file information required by the Securities Exchange Act in order to permit the Company, the Parent Company and the Other Subsidiaries to avoid the significant expense and administrative burden of such filings while applying to the SEC to permit the Company and the Other Subsidiaries not to file such reports. The SEC staff's position taken in the No-Action Letter has expired by its terms and the application of the Company, the Other Subsidiaries and the Parent Company has not been approved by the SEC. The Company and the Other Subsidiaries have not asked the SEC staff to renew its position in the No-Action Letter. Therefore, this Quarterly Report on Form 10-Q is the first periodic report that the Company has filed under the Exchange Act.

         The Company owns a 100% interest in the sole general partner of Walnut Growth Partners Limited Partnership, an Illinois limited partnership ("Walnut Growth"), and in an entity, WGP Management ("WGPM"), that provides investment management and other services to the general partner of Walnut

Growth in consideration for management fees. Prior to June 1998, Walnut Funds owned a 40% interest in the 1% sole general partner of Walnut Growth and a 40% interest in WGPM.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         NET INCOME (LOSS) PER SHARE. Net income (loss) per share is computed based on the weighted-average number of shares outstanding for each period. Common stock equivalents have been considered where they are not anti-dilutive.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements.

RESULTS OF OPERATIONS

         The Company's sole business is owning interests in the general partner of Walnut Growth and WGPM, an entity providing investment management and other services to Walnut Growth. Walnut Growth is a $30 million investment fund which has made investments in the past. However, Walnut Growth did not make any investments in 1998, has not made any investments in 1999, and the Company does not expect Walnut Growth to make any future investments. During the period that Walnut Growth has not made any investments, the Company has not collected any management or other fees through WGPM. The Company's business has not generated any cash flow during this period nor has it required the Company to utilize any funds.

INVESTMENT PORTFOLIO CHANGES.

The Company had no equity investments activity during the six months ended June 30, 1999.


YEAR 2000 COMPLIANCE.

         The year 2000 creates the potential for date related data to cause computer processing errors or system shut-downs because computer-controlled systems have historically used two digits rather than four to define years. Computer programs that contain time data sensitive software may recognize a date using two digits of "00" as the year 1900 rather than the year 2000. The miscalculations and systems failures that may be caused by such date misrecognition could disrupt the operations of the Company or its portfolio companies. Since this risk relates to computer-controlled systems, the year 2000 issue affects computer software, computer hardware, and any other equipment with imbedded technology that involves date sensitive functions. Because The Company keeps its records with software and hardware owned by the Parent Company, the Company will be affected by the Year 2000 issue only if the parent Company is not Year 2000 compliant.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not presently involved as plaintiff or defendant in any material legal actions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27.1 - Financial Data Schedule

(b) No Current Reports on Form 8-K have been filed during the quarter for which this Quarterly Report on Form 10-Q is being filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WALNUT FUNDS
                                  (Registrant)

Date:   August 13, 1999           /s/ Joel S. Kanter
                                  ----------------------------------------------
                                  Joel S. Kanter
                                  President (Principal Executive Officer)


Date:   August 13, 1999           /s/ Robert F. Mauer
                                  ----------------------------------------------
                                  Robert F. Mauer
                                  Treasurer (Principal Financial and Accounting
                                  Officer)

                                  EXHIBIT INDEX


3.1  Articles of Incorporation of Walnut Funds, Inc., as amended [3.1](1)
3.2  Bylaws of Walnut Funds, Inc. [3.2](1)
27.1 Financial Data Schedule

--------------------

[ ] Exhibits so marked have been previously filed with the SEC as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.
(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form 8-A dated October 8, 1997 as filed with the SEC on October 14, 1997.