Form 10-Q
period 1999-09-30
WALNUT FUNDS INC
filed 1999-10-29
CIK 1044658

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

      For the quarterly period ended     September 30, 1999                   OR
                                     ----------------------------------------

          [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

      For the transition period from                        to
                                     ----------------------    -----------------

                  Commission file numbers 0-23205 and 814-00155

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

Yes   X      No
    ----        -----

         As of October 29, 1999, the Registrant had 1,000 shares of common stock, $.01 par value per share, issued and outstanding.

                               WALNUT FUNDS, INC.
                               INDEX TO FORM 10-Q

                               SEPTEMBER 30, 1999

                                                                          Page Number
                                                                          -----------
              Part I - Financial Information

Item 1.  Financial Statements                                                  2

Statements of Assets and Liabilities as of September 30, 1999 and              2
December 31, 1998

Investments in Securities as of September 30, 1999                             3

Statements of Operations for the Nine Months and Three Months ended            4
September 30, 1999 and 1998

Statements of Changes in Net Assets for the Nine Months ended September        5
30, 1999 and 1998

Statements of Cash Flows for the Nine Months ended September 30, 1999          6
and 1998

Notes to Financial Statements                                                  7

Item 2.  Management's Discussion and Analysis of                               8
         Financial Condition and Results of Operations

              Part II - Other Information

Item 1.  Legal Proceedings                                                    10

Item 5.  Other Information                                                    10

Item 6.  Exhibits Required by Item 601 and Reports on                         10
         Form 8-K

Signatures                                                                    11

Exhibits                                                                      12

Exhibit 27.1

ITEM 1.  FINANCIAL STATEMENTS

                               WALNUT FUNDS, INC.
                      STATEMENTS OF ASSETS AND LIABILITIES
                                   (UNAUDITED)


                                                                             SEPTEMBER 30,           DECEMBER 31,
                                                                                1999                    1998
                                                                           -----------------      -----------------
Assets:
Investments at Market or Fair Value:

      Total portfolio securities                                                    0                          0

Cash and cash equivalents                                                          10                         10
Other assets                                                                        0                          0
                                                                                -----                      -----
      Total assets                                                                 10                         10

Liabilities:
    Accounts payable, accrued expenses and other current liabilities                0                          0
    Deferred Tax Liability                                                          0                          0
                                                                                -----                      -----
      Net assets                                                                $  10                      $  10
                                                                                =====                      =====

Common stock, $.01 par value, 1,000 shares authorized, 1,000 and
1,000 issued and outstanding                                                    $  10                      $  10

Additional paid in capital                                                          0                          0

Accumulated deficit:

     Net unrealized depreciation of investments                                     0                          0
                                                                                -----                      -----

       Net assets applicable to outstanding common shares
       (equivalent to $0.01 and $0.01 per share based on 1,000
       and 1,000 outstanding common shares at September 30, 1999
       and December 31, 1998, respectively)                                     $  10                      $  10
                                                                                =====                      =====

                               WALNUT FUNDS, INC.
                            INVESTMENTS IN SECURITIES
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                     VALUE
                                                                     -----
Partnership interest - 100%
   WGP Management, Inc. (wholly-owned subsidiary)                        0
                                                                     -----

    Total partnership interests (cost $0)                                0
                                                                     -----

    Total - 100% (cost $0)                                           $   0
                                                                     =====

                               WALNUT FUNDS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     FOR THE NINE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                     -------------------------   --------------------------
                                                         1999         1998           1999         1998
                                                       --------     --------       --------     --------
Investment income:
   Interest income                                            0            0              0            0
   Dividend income                                            0            0              0            0
                                                       --------     --------       --------     --------
 Total income                                                 0            0              0            0

Expenses:
   Interest expense                                           0            0              0            0
   General and administrative                                 0            0              0            0
                                                       --------     --------       --------     --------
Net investment (loss) before taxes                            0            0              0            0
Income tax benefit                                            0            0              0            0
                                                       --------     --------       --------     --------
Net investment (loss)                                         0            0              0            0
                                                       --------     --------       --------     --------
Realized and unrealized gains on investments:
   Realized gain on sale of investments
   before income tax                                          0            0              0            0
   Income tax provision                                       0            0              0            0
                                                       --------     --------       --------     --------
   Net realized gain on sale of investments                   0            0              0            0
                                                       --------     --------       --------     --------
   Unrealized (depreciation) on
   investments before income tax                              0            0              0            0
   Income tax benefit                                         0            0              0            0
                                                       --------     --------       --------     --------
   Net unrealized (depreciation) on
      investments                                             0            0              0            0
                                                       --------     --------       --------     --------
   Net realized and unrealized gains
      (losses) on investments                                 0            0              0            0
                                                       --------     --------       --------     --------
   Net increase (decrease) in net assets
      resulting from operations                        $      0     $      0       $      0     $      0
                                                       ========     ========       ========     ========

   Loss per share - basic and diluted                  $   0.00     $   0.00       $   0.00     $   0.00
                                                       --------     --------       --------     --------

   Weighted average shares outstanding                    1,000        1,000          1,000        1,000
                                                       ========     ========       ========     ========

                               WALNUT FUNDS, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                       FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                       -------------------------
                                                            1999      1998
                                                            -----     -----
Decrease in net assets resulting from operations:

  Net investment loss                                       $   0         0
  Net realized gains on investments                             0         0
  Net unrealized depreciation on investments                    0         0
                                                            -----     -----
Total increase (decrease) in net assets                         0         0
                                                            -----     -----
Net assets at beginning of period                               0         0
                                                            -----     -----
Net assets at end of period                                 $   0     $   0
                                                            =====     =====

                               WALNUT FUNDS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      -------------------------
                                                                           1999      1998
                                                                           -----     -----
Cash flows from operating activities:
 Net decrease in net assets resulting from operations                      $   0     $   0
 Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
    Net unrealized depreciation of investments                                 0         0
    Net realized gain on investments                                           0         0
    Change in net deferred tax liability                                       0         0
    Changes in assets and liabilities:
      Other assets                                                             0         0
      Other liabilities                                                        0         0
                                                                           -----     -----
       Net cash used in operating activities                                   0         0
                                                                           -----     -----
Cash flows from investing activities:
       Net cash provided by investing activities                               0         0
                                                                           -----     -----
Cash flows from financing activities:
       Net cash (used in) provided by financing activities                     0         0
                                                                           -----     -----
Net increase (decrease) in cash and cash equivalents                           0         0

Cash and cash equivalents, beginning                                           0         0
                                                                           -----     -----
Cash and cash equivalents, end                                             $   0     $   0
                                                                           =====     =====
Supplemental Information:

Cash paid for interest                                                     $   0     $   0
                                                                           =====     =====

                               WALNUT FUNDS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PREPARATION.

         The accompanying financial statements as of September 30, 1999 are unaudited; however, in the opinion of the management of Walnut Funds, Inc., a Delaware corporation (the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein.

         Pursuant to accounting requirements of the Securities and Exchange Commission ("SEC") applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for audited financial statements. Accordingly, these statements should be read in conjunction with the most recent audited consolidated financial statements included in the Form 10-K, filed by Walnut Financial Services Inc., a Utah corporation (the "Parent Company"), for the fiscal year ended December 31, 1998, in which the financial statements of the Company are consolidated.

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

2.       ORGANIZATION.

         The Company is a wholly-owned subsidiary of the Parent Company. The Parent Company is a closed-end management investment company, which elected on October 15, 1997 to be regulated as a Business Development Company ("BDC") under the Investment Company Act of 1940, as amended (the "Investment Company Act"). As a result of the technical nature of the Investment Company Act, the Company and certain of the Parent Company's other wholly-owned subsidiaries (collectively, the "Other Subsidiaries"), Walnut Capital Corp., a Delaware corporation, and Universal Bridge Fund, Inc., a Delaware corporation, also elected to be regulated as BDCs and registered as reporting companies under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). Notwithstanding their registration under the Securities Exchange Act, the Company and the Other Subsidiaries did not begin filing the periodic reports and other information required by the Securities Exchange Act in reliance upon a no-action letter (the "No-Action Letter") received from the staff of the SEC. In the No-Action Letter, the SEC staff indicated that it would take no action against the Company and the Other Subsidiaries for failing to file information required by the Securities Exchange Act in order to permit the Company, the Parent Company and the Other Subsidiaries to avoid the significant expense and administrative burden of such filings while applying to the SEC to permit the Company and the Other Subsidiaries not to file such reports. The SEC staff's position taken in the No-Action Letter has expired by its terms and the application of the Company, the Other Subsidiaries and the Parent Company has not been approved by the SEC. The Company and the Other Subsidiaries have not asked the SEC staff to renew its position in the No-Action Letter. Therefore, the Company filed as its first periodic report under the Securities Exchange Act a Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1999.

         The Company owns a 100% interest in the sole general partner of Walnut Growth Partners Limited Partnership, an Illinois limited partnership ("Walnut Growth"), and in an entity, WGP Management, Inc., a Delaware corporation ("WGPM"), that provides investment management and other services to the general partner of Walnut Growth in consideration for management fees. Prior to June 1998, Walnut Funds owned a 40% interest in the 1% sole general partner of Walnut Growth and a 40% interest in WGPM.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         NET INCOME (LOSS) PER SHARE. Net income (loss) per share is computed based on the weighted-average number of shares outstanding for each period. Common stock equivalents have been considered where they are not anti-dilutive.

4.        RECENT DEVELOPMENTS.

         The Parent Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of August 5, 1999 (the "Merger Agreement"), with Tower Hill Securities, Inc., a New York corporation, and Tower Hill Acquisition Corp., a New York corporation and a wholly owned subsidiary of the Parent Company. The Parent Company has also called a special meeting (the "Special Meeting") of its stockholders at 8 a.m. Eastern Time on November 1, 1999 and solicited the proxies of its stockholders to vote at the Special Meeting. At the Special Meeting, the stockholders of the Company will be asked to consider and vote upon the transactions contemplated by the Merger Agreement, and, if approved at the Special Meeting, the transactions are expected to be consummated as promptly as possible thereafter. In connection with those transactions, the Company will execute an Agreement and Plan of Mergers with THCG, LLC, a Delaware limited liability company ("THCG"), and the Other Subsidiaries, pursuant to which the Company and the Other Subsidiaries will merge with and into THCG and, as a result, the Company and the Other Subsidiaries will cease to exist as separate entities.


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

INVESTMENT PORTFOLIO CHANGES.

The Company had no equity investments activity during the nine months ended September 30, 1999.

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

ITEM 5.  OTHER INFORMATION

         The Parent Company has entered into the Merger Agreement with Tower Hill Securities, Inc., a New York corporation, and Tower Hill Acquisition Corp., a New York corporation and a wholly owned subsidiary of the Parent Company. The Parent Company has also called a Special Meeting of its stockholders at 8 a.m. Eastern Time on November 1, 1999 and solicited the proxies of its stockholders to vote at the Special Meeting. At the Special Meeting, the stockholders of the Company will be asked to consider and vote upon the transactions contemplated by the Merger Agreement, and, if approved at the Special Meeting, the transactions are expected to be consummated as promptly as possible thereafter. In connection with those transactions, the Company will execute an Agreement and Plan of Mergers with THCG and the Other Subsidiaries, pursuant to which the Company and the Other Subsidiaries will merge with and into THCG and, as a result, the Company and the Other Subsidiaries will cease to exist as separate entities.


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


                                        WALNUT FUNDS, INC.
                                        (Registrant)


Date:   October 29, 1999                /s/ Joel S. Kanter
                                        ----------------------------------------
                                        Joel S. Kanter
                                        President (Principal Executive Officer)


Date:   October 29, 1999                /s/ Robert F. Mauer
                                        ----------------------------------------
                                        Robert F. Mauer
                                        Treasurer (Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
3.1           Articles of Incorporation of Walnut Funds, Inc., as amended
              [3.1](1)
3.2           Bylaws of Walnut Funds, Inc. [3.2](1)
27.1          Financial Data Schedule

-----------------

[ ] Exhibits so marked have been previously filed with the SEC as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.
(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form 8-A dated October 8, 1997 as filed with the SEC on October 14, 1997.